Form 10QSB
period 1996-07-31
HARBOUR CAPITAL CORP
filed 1996-09-18
CIK 897082

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-57982-D


                               HARBOUR CAPITAL CORP.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                    84-1204841
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

3127 Ramshorn Drive, Castle Rock, Colorado                           80104
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                               (303) 660-1710
________________________________________________________________________________
                 (Registrant's telephone number, including area code)

                               Not Applicable
________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ___        ___


    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                        Shares  Outstanding
            Class of Securities                           at May 15, 1996
            ___________________                         ___________________

            Common Stock, par value $.00001 per share          142,036


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Accountants' Disclaimer of Opinion .......................  3

         Balance Sheet ............................................  4

         Statements of Loss and Accumulated Deficit ...............  5

         Statements of Cash Flows .................................  6

         Notes to Financial Statements ............................  7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............  8


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K. .......................  9

         Signatures .............................................. 10

The Board of Directors
Harbour Capital Corp.


The accompanying balance sheet of Harbour Capital Corp. as of July 31, 1996, and the related statements of operations and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them


Aurora, Colorado
September 6, 1996
                                                 COMISKEY & COMPANY
                                                 PROFESSIONAL CORPORATION

                          Harbour Capital Corp.
                     (A Development Stage Company)
                            BALANCE SHEET
                            July 31, 1996


     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $    73,738
                                                      ----------
   Total current assets                                   73,738

OTHER ASSETS
   Organizational costs (net)                                118
   Restricted cash                                        80,410
                                                      ----------
  Total other assets                                      80,528
                                                      ----------
  TOTAL ASSETS                                       $   154,266
                                                      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related party                  $     2,640
   Accounts payable                                        1,200
                                                      ----------
  Total current liabilities                                3,840

STOCKHOLDERS' EQUITY
   Common stock, $0.00001 par value;
   4,000,000 shares authorized; 142,036
   shares issued and outstanding at
   July 31, 1996.                                              1
   Preferred stock, $0.00001 par value;
   20,000 shares authorized; no shares
   issued and outstanding                                      -
   Additional paid-in capital                            165,162
   Deficit accumulated during the
   development stage                                     (14,737)
                                                      ----------
  Total stockholders' equity                             150,426
                                                      ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   154,266
                                                      ==========

               The accompanying notes are an integral part
                       of the financial statements
                                    4

                          Harbour Capital Corp.
                      (A Development Stage Company)
               STATEMENTS OF LOSS AND ACCUMULATED DEFICIT


                                Period
                                May 11, 1992
                                (Inception)        For the three months
                                to July 31,        ended July 31,
                                1996                  1996       1995
                                -------------      ---------- ----------
REVENUES
   Interest income             $    18,014        $   1,877  $   1,934
                                ----------         --------   --------
EXPENSES
   Professional fees                17,056            1,200      1,343
   Office expense                    1,957              424          6
   Filing fees                       1,000              250          -
   Rent                              2,525              150        150
   Amortization                        632               38         38
   Taxes and licenses                3,068                -        250
   Dues and subscriptions              125                -          -
   Bank fees                           264                -          -
   Travel                            4,496                -          -
   Transfer agent                    1,628              738        102
                                ----------         --------   --------
     Total expenses                 32,751            2,800      1,889
                                ----------         --------   --------
NET INCOME (LOSS)                  (14,737)            (923)        45

Accumulated deficit

  Balance, beginning of period           -          (13,814)   (13,616)
                                ----------         --------   --------
  Balance, end of period       $   (14,737)       $ (14,737) $ (13,571)
                                ==========         ========   ========
NET INCOME (LOSS) PER SHARE    $     (0.11)       $    (NIL) $    (NIL)
                                ==========         ========   ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING              133,233          142,036    142,036
                                ==========         ========   ========


               The accompanying notes are an integral part
                       of the financial statements
                                    5

                          Harbour Capital Corp.
                      (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS


                                Period
                                May 11, 1992
                                (Inception)        For the three months
                                to July 31,        ended July 31,
                                1996                  1996       1995
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net income (loss)           $   (14,737)       $    (923) $      45
   Non cash items included
     in net income (loss):
        Rent                         2,525              150        150
        Amortization expense           632               38         37
   Changes in:
        Current assets                   -                -          -
        Current liabilities          3,840              158       (910)
                                ----------         --------   --------
      Net cash used by
           operating activities     (7,740)            (577)      (678)

CASH FLOWS FROM
  INVESTING ACTIVITIES                   -                -          -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock        184,196                -          -
   Statutory escrow contribution   (80,410)               -          -
   Deferred offering costs paid    (21,558)               -          -
   Organizational costs               (750)               -          -
                                ----------         --------   --------
      Net cash provided by
        financing activities        81,478                -          -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              73,738             (577)      (678)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -           74,315     71,531
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $    73,738        $  73,738  $  70,853
                                ==========         ========   ========

               The accompanying notes are an integral part
                       of the financial statements
                                    6

                          Harbour Capital Corp.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                              July 31, 1996
                               (Unaudited)

1. Management's representation of interim financial information
   ------------------------------------------------------------
   The accompanying financial statements have been prepared by Harbour Capital Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in October of 1993, receiving gross proceeds of $122,196. Total costs of the offering amounted to $21,558. The net proceeds of the offering, therefore, amounted to $100,638. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $80,410 of that amount was deposited into escrow. By law, funds may not be released from the escrow until such time as the Company shall devote to an identified business an amount equal to or greater than 50% of the gross proceeds of the offering.

     After subtracting the portion of offering proceeds that was deposited into escrow, the Company received remaining net proceeds of $20,228. That amount, therefore, represented the only offering proceeds that would be available for use by the Company prior to the release of funds from escrow. In addition to the proceeds from the Company's public offering. the Company also previously raised $62,000 in a private offering and a majority of those funds are still available.

     Management anticipates that the Company's current liquid capital resources will be applied in the coming twelve months to three purposes. The first purpose will be to meet the Company's reporting obligations under the Securities Exchange Act of 1934, as amended. The second purpose will be to cover general and administrative expenses. The third purpose will be to cover the expenses associated with searching for and investigating business opportunities. The Company anticipates that its current resources will be adequate for those purposes for at least the coming year.

     Except as described in the preceding paragraph, the Company anticipates that its capital needs will be minimal until it shall have identified a business opportunity with which to combine. In pursuing a combination transaction, the Company is likely to incur significant additional expenses. The Company expects to meet such expenses with its current liquid capital resources, but if the funds available for use by the Company prove inadequate, the Company will seek to meet such expenses by seeking to have payment of them deferred until after the combination shall have been consummated or, in the alternative, by obtaining loans or other capital contributions from the Company's founding stockholders.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of $100,638 of net proceeds from its public offering and $62,000 of inside capitalization funds. The Company's balance sheet for the fiscal year ended April 30, 1996, reflects a current asset value of $74,315, consisting entirely of cash, and a total asset value of $154,881. These figures compare to $73,738 in current assets and $154,266 in total assets at July 31, 1996, the total assets consisting primarily of restricted cash deposited in escrow pursuant to the Colorado Securities Act ($80,410) and remaining net proceeds from the Company's private and public offerings

     The Company continues to carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any, of the business entity which the Company eventually acquires.

Results of Operations

     Since completing its public offering and during the fiscal quarter ended July 31, 1996, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $1,877 and $1,934, respectively no revenues were received by the Company during the quarters ended July 31, 1996 and 1995. No other revenues, except interest income of $18,014, have been received by the Company since inception. The Company experienced a net loss of $923 and a net gain of $45, respectively, during the quarters ended
July 31, 1996 and 1995. This increase resulting in a net loss is attributable primarily to timing of the payment of expenses.

     For the current fiscal year, the Company anticipates an increased net loss owing to expenses associated primarily with compliance with reporting requirements and with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

                None

         (b)    Reports on Form 8-K

                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.


                                                  HARBOUR CAPITAL CORP.

Date September 11, 1996                      By:/s/ Frank L. Kramer
                                                ------------------------
                                                Frank L. Kramer,
                                                      Chief Financial Officer