Form 10QSB
period 1996-10-31
HARBOUR CAPITAL CORP
filed 1996-12-30
CIK 897082

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

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

                                                        Shares  Outstanding
            Class of Securities                           at December 15, 1996
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

         Signatures .............................................. 10

The Board of Directors
Harbour Capital Corp.


The accompanying balance sheet of Harbour Capital Corp. as of October 31, 1996, and the related statements of operations and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them


Aurora, Colorado
December 18, 1996
                                                 COMISKEY & COMPANY
                                                 PROFESSIONAL CORPORATION

                          Harbour Capital Corp.
                     (A Development Stage Company)
                            BALANCE SHEET
                            October 31, 1996


     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $    74,519
                                                      ----------
   Total current assets                                   74,519

OTHER ASSETS
   Organizational costs (net)                                 80
   Restricted cash                                        80,410
                                                      ----------
  Total other assets                                      80,490
                                                      ----------
  TOTAL ASSETS                                       $   155,009
                                                      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related party                  $     2,640
   Accounts payable                                        1,654
                                                      ----------
  Total current liabilities                                4,294

STOCKHOLDERS' EQUITY
   Common stock, $0.00001 par value;
   4,000,000 shares authorized; 142,036
   shares issued and outstanding at
   July 31, 1996.                                              1
   Preferred stock, $0.00001 par value;
   20,000 shares authorized; no shares
   issued and outstanding                                      -
   Additional paid-in capital                            165,162
   Deficit accumulated during the
   development stage                                     (14,598)
                                                      ----------
  Total stockholders' equity                             150,715
                                                      ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   155,009
                                                      ==========

               The accompanying notes are an integral part
                       of the financial statements
                                    4

                          Harbour Capital Corp.
                      (A Development Stage Company)
               STATEMENTS OF LOSS AND ACCUMULATED DEFICIT


                        Period
                        May 11, 1992
                        (Inception)       three months       six months
                        to October 31,   ended October 31,  ended October 31,
                       -----------    --------   --------  -----   ----------
REVENUES
   Interest income     $  19,919     $   1,905  $   1,854   $ 3,782  $ 3,788
                        ----------    --------    -------   ------ ---------
EXPENSES
   Professional fees      17,510           454        332     1,652    1,675
   Office expense          3,082         1,125         25     1,549       31
   Filing fees             1,000             -          -       250        -
   Rent                    2,675           150        150       300      300
   Amortization              669            37         38        75       75
   Taxes and licenses      3,068             -          -         -      250
   Dues and subscriptions    125             -          -         -        -
   Bank fees                 264             -          -         -        -
   Travel                  4,496             -        351         -        -
   Transfer agent          1,628             -          -       738      102
                      ----------      --------   --------    ------   ------
Total expenses            34,517         1,766        896     4,566    2,784
                      ----------      --------   --------   -------  -------
NET INCOME (LOSS)        (14,598)          139        958      (784)   1,004

Accumulated deficit

  Balance, beginning
         of period            -       (14,737)   (13,571)   (13,814) (13,617)
                      ----------     --------   --------   -------  ---------
  Balance, end
     of period       $   (14,598)   $ (14,598) $ (12,613)  $(14,598)$(12,613)
                       ==========     ========    =======    ======   =======

NET INCOME (LOSS)
 PER SHARE           $     (0.11)   $    NIL   $    0.01   $  (0.01)$   0.01
                      ==========       =====      =======     ======  ======
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING   133,728       142,036    142,036     142,036  142,036
                      ==========      ======     ========    ======= ========


               The accompanying notes are an integral part
                       of the financial statements
                                    5

                          Harbour Capital Corp.
                      (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS


                                Period
                                May 11, 1992
                                (Inception)        For the six months
                                to October 31,        ended October 31,
                                1996                  1996       1995
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net income (loss)           $   (14,598)      $    (784)  $   1,004
   Non cash items included
     in net income (loss):
        Rent                        2,675              300         300
        Amortization expense          670               76          75
   Changes in:
        Current assets                 -                 -           -
        Current liabilities         4,294              612      (1,118)
                                ----------         --------    --------
      Net cash provided (used) by
           operating activities   (6,959)              204        261

CASH FLOWS FROM
  INVESTING ACTIVITIES                   -                -          -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock        184,196                -          -
   Statutory escrow contribution   (80,410)               -          -
   Deferred offering costs paid    (21,558)               -          -
   Organizational costs               (750)               -          -
                                ----------         --------   --------
      Net cash provided by
        financing activities        81,478                -          -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              74,519             204      261

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -           74,315     71,531
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $    74,519        $  74,519  $  71,792
                                ==========         ========   ========

               The accompanying notes are an integral part
                       of the financial statements
                                    6

                          Harbour Capital Corp.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                              October 31, 1996
                               (Unaudited)

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of $100,638 of net proceeds from its public offering and $62,000 of inside capitalization funds. The Company's balance sheet for the fiscal year ended April 30, 1996, reflects a current asset value of $74,315, consisting entirely of cash, and a total asset value of $154,881. These figures compare to $74,519 in current assets and $155,009 in total assets at October 31, 1996, the total assets consisting primarily of restricted cash deposited in escrow pursuant to the Colorado Securities Act ($80,410) and remaining net proceeds from the Company's private and public offerings

     The Company continues to carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any, of the business entity which the Company eventually acquires.

Results of Operations

     Since completing its public offering and during the fiscal quarter ended October 31, 1996, the Company has engaged in no significant operations other thanthe search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $1,905 and $1,854, respectively no revenues were received by the Company during the quarters ended October 31, 1996 and 1995. No other revenues, except interest income of $19,919, have been received by the Company since inception. The Company experienced a net profit of $139 and $958 respectively, during the quarters ended October 31, 1996 and 1995. This decrease relates primarily to increased secretarial services and classified advertising costs in the current quarter.

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


                                                  HARBOUR CAPITAL CORP.

Date December 20, 1996          By:/s/ Frank L. Kramer
                                                ------------------------
                                                Frank L. Kramer,
                                                      Chief Financial Officer