Form 10QSB
period 1997-01-31
HARBOUR CAPITAL CORP
filed 1997-03-17
CIK 897082

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

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

                                                        Shares  Outstanding
            Class of Securities                         at February 15, 1997
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

         Signatures .............................................. 10

The Board of Directors
Harbour Capital Corp.


The accompanying balance sheet of Harbour Capital Corp. as of January 31, 1997, and the related statements of operations and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them


Aurora, Colorado
March 14, 1997
                                                 COMISKEY & COMPANY
                                                 PROFESSIONAL CORPORATION

                          Harbour Capital Corp.
                     (A Development Stage Company)
                            BALANCE SHEET
                            January 31, 1997


     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $    71,466
                                                      ----------
   Total current assets                                   71,466

OTHER ASSETS
   Organizational costs (net)                                 43
   Restricted cash                                        80,410
                                                      ----------
  Total other assets                                      80,453
                                                      ----------
  TOTAL ASSETS                                       $   151,899
                                                      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related party                  $         -
   Accounts payable                                          489
                                                      ----------
  Total current liabilities                                  489

STOCKHOLDERS' EQUITY
   Common stock, $0.00001 par value;
   4,000,000 shares authorized; 142,036
   shares issued and outstanding at
   January 31, 1997.                                           1
   Preferred stock, $0.00001 par value;
   20,000 shares authorized; no shares
   issued and outstanding                                      -
   Additional paid-in capital                            165,462
   Deficit accumulated during the
   development stage                                     (14,053)
                                                      ----------
  Total stockholders' equity                             151,410
                                                      ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   151,899
                                                      ==========

               The accompanying notes are an integral part
                       of the financial statements
                                    4

                          Harbour Capital Corp.
                      (A Development Stage Company)
               STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                              Period
                              May 11, 1992
                              (Inception)     For the three months   For the nine months
                              to January 31,  ended January 31,      ended Janaury 31,
                              1997               1997       1996        1997       1996
                              -------------   ---------- ----------  ----------  --------
REVENUES
   Interest income           $    21,750       $   1,831  $   1,876  $  5,613   $   5,665
                              ----------        --------   --------  ----------  --------
EXPENSES
   Professional fees              17,999             489      2,388     2,143       4,064
   Office expense                  3,435             353          -     1,902          31
   Filing fees                     1,000               -          -       250           -
   Rent                            2,825             150        150       450         450
   Amortization                      707              38         38       113         113
   Taxes and licenses              3,068               -          -         -         250
   Dues and subscriptions            125               -          -         -           -
   Bank fees                         264               -          -         -           -
   Travel                          4,752             256          -       256         351
   Transfer agent                  1,628               -          -       738         102
                              ----------        --------   --------  -----------  -------
     Total expenses               35,803           1,286      2,576     5,852       5,361
                              ----------        --------   --------  -----------  -------
NET INCOME (LOSS)                (14,053)            545       (700)     (239)        304

Accumulated deficit

  Balance, beginning of period         -         (14,598)   (12,612)  (13,814)    (13,616)
                              ----------         --------   --------  ----------  --------
  Balance, end of period     $   (14,053)      $ (14,053) $ (13,312)  (14,053)    (13,312)
                              ==========        ========   ========   ========    ========
NET INCOME (LOSS) PER SHARE  $     (0.10)      $    (NIL) $    0.01     (0.01)       0.01
                              ==========        ========   ========   ========    ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING            134,171         142,036    142,036    142,036     142,036
                              ==========        ========   ========   ========    ========

               The accompanying notes are an integral part
                       of the financial statements
                                    5

                          Harbour Capital Corp.
                      (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS


                                Period
                                May 11, 1992
                                (Inception)        For the three months
                                to January 31,     ended January 31,
                                1997                  1997       1996
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net income (loss)           $   (14,053)       $    (239) $     304
   Non cash items included
     in net income (loss):
        Rent                         2,825              450        450
        Amortization expense           707              113        113
   Changes in:
        Current assets                   -                -          -
        Current liabilities            489           (3,193)     1,271
                                ----------         --------   --------
      Net cash used by
           operating activities    (10,032)          (2,869)     2,138

CASH FLOWS FROM
  INVESTING ACTIVITIES                   -                -          -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock        184,196                -          -
   Statutory escrow contribution   (80,410)               -          -
   Deferred offering costs paid    (21,558)               -          -
   Organizational costs               (750)               -          -
                                ----------         --------   --------
      Net cash provided by
        financing activities        81,478                -          -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              71,446           (2,869)     2,138

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -           74,315     71,531
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $    71,446        $  71,446  $  73,669
                                ==========         ========   ========

               The accompanying notes are an integral part
                       of the financial statements
                                    6

                          Harbour Capital Corp.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                              January 31, 1997
                               (Unaudited)

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of $100,638 of net proceeds from its public offering and $62,000 of inside capitalization funds. The Company's balance sheet for the fiscal year ended April 30, 1996, reflects a current asset value of $74,315, consisting entirely of cash, and a total asset value of $154,881. These figures compare to $71,446 in current assets and $151,899 in total assets at January 31, 1997, the total assets consisting primarily of restricted cash deposited in escrow pursuant to the Colorado Securities Act ($80,410) and remaining net proceeds from the Company's private and public offerings

     The Company continues to carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any, of the business entity which the Company eventually acquires.

Results of Operations

     Since completing its public offering and during the fiscal quarter ended January 31, 1997, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $1,831 and $1,876, respectively no revenues were received by the Company during the quarters ended January 31, 1997 and 1995. No other revenues, except interest income of $21,750, have been received by the Company since inception. The Company experienced a net gain of $545 and a net loss of $700, respectively, during the quarters ended
January 31, 1997 and 1995. The difference between the resulting gain and loss in net income is attributable primarily to timing of the payment of expenses.

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


                                                  HARBOUR CAPITAL CORP.

Date March 15, 1997                          By:/s/ Frank L. Kramer
                                                ------------------------
                                                Frank L. Kramer,
                                                      Chief Financial Officer