Form 10KSB
period 1997-04-30
HARBOUR CAPITAL CORP
filed 1997-07-29
CIK 897082

CONFORMED COPY

                                    FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1997

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________.

Commission file number:  33-57982-D


                              HARBOUR CAPITAL CORP.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                    84-1204841
_______________________________          __________________________________
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

3127 Ramshorn Drive, Castle Rock, Colorado                           80104
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                               (303) 660-1710
_______________________________________________________________________________
                 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes  X      No
    ___        ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  X      No
    ---        ---

    The number of shares outstanding of the registrant's only class of common stock, as of July 15, 1997 was 142,036. The aggregate market value of the 20,166 shares of common stock held by non-affiliates of the registrant was $120,996.

    Registration Statement 33-57982-D, as amended, is incorporated into
Part I of this Report.

    Exhibit Index is located at Page 10.

                                     PART I

ITEM 1.  BUSINESS

General

    Harbour Capital Corp. (the "Registrant" or the "Company") was incorporated under the laws of the State of Delaware on May 11, 1992, for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through October 1993, the Company's activities were directed primarily toward the obtaining of capital with which to pursue the business plan summarized in the preceding sentence.

    In October 1993, the Company completed a public offering of securities, receiving gross proceeds of $122,196 from the sale of 20,366 shares of common stock. The Company's "blind pool" "blank check" offering was not required to be conducted in accordance with the Securities and Exchange Commission's Rule 419, which was adopted to strengthen the regulation of securities offerings by "blank check" or "blind pool" companies, solely because the Company's securities were offered at a price of $5.00 per share. Notwithstanding the inapplicability of SEC Rule 419, the Company's offering was, and remains, subject to the Colorado Securities Act, which required the placement into escrow of eighty percent of the net proceeds of the offering (or $80,410) until the completion of a transaction or series of transactions whereby at least fifty percent of the grow proceeds received from the sale of shares in the offering is committed for use in one or more specific lines of business. The Company opened the required escrow account immediately following the closing of the offering.

    Colorado law provides that should the condition to the release of escrowed funds to the Company fail to be satisfied prior to the second anniversary of the closing of its offering, the escrowed funds will be distributed pro rata to the subscribers in its offering, or to their successors or assigns, unless a majority in interest of the holders of the stock issued pursuant to the offering shall have voted to renew the escrow. Under Colorado law, such a renewal can be made for a term of no more than one year. Even should a renewal be approved, therefore, an additional renewal vote will be required prior to the next succeeding anniversary.

Pursuant to the escrow agreement, the escrow may not, in any event, be extended beyond the fourth anniversary of the date of the Company's prospectus, or May 11, 1997. As the condition precedent to the distribution of the escrowed funds to the Company was not satisfied prior to such fourth anniversary, beginning May 19, 1997, the funds were be distributed pro rata to the persons who then held the shares issued pursuant to the offering.

Of the distribution of the escrowed funds made to stockholders as described above, only a portion of the funds originally invested were distributed to the persons holding shares issued in this offering, and no interest will be paid upon those funds. The distribution of escrowed funds had no effect upon the ownership of the shares issued in the offering, i.e., stockholders who receive their pro rata portion of the distribution were not required to return any of the securities to the Company's treasury.

After completion of the offering, the Company began the process of identification and evaluation of prospective acquisition candidates, which process included the solicitation of information from a variety of sources within the general financial community as well as from contacts established by management. This process is more fully described in the Company's Prospectus, dated May 11, 1993, which Prospectus is incorporated herein by this reference. The Company had not, as of the date of this report, entered into any binding agreements with acquisition candidates and, therefore, the condition precedent to release of the escrowed funds was not satisfied.

Employees

The Company has no full time employees. Its executive officers devote as much time as is necessary to conduct the Company's business. See "Item 11. Executive Compensation."

ITEM 2.  PROPERTIES

The Company has been provided office space in the home of its Vice President. The Company pays no rent for such space, but for the purposes of its financial statements, the Company in accruing $50 per month as additional paid-in capital for this use.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any threatened or pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to the Colorado Securities Act, $80,410 of the proceeds of the initial public offering of the Company (the "Offering") was deposited into an escrow account. The funds may be released to the Company only upon satisfaction of the condition ("the Escrow Condition") that at least fifty percent of the gross proceeds of the Offering be committed to one or more specific lines of business. SEE "Liquidity and Capital Resources" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in
Part II, below.

By written consent, effective May 11, 1996, a majority in interest of the persons who were then owners of shares of common stock ("the Public Shares") that were included in the units of the Company's securities that were sold in the Offering resolved to renew the term of the escrow until the earlier of May 11, 1997, or the date upon which the Escrow Condition shall have been satisfied. The consent was executed by the holders of 12,800 (or 63%) of the total 20,366 Public Shares, which percentage exceeded that required to adopt the resolution under the Colorado Securities Act. This solicitation process commenced during the fourth quarter of the fiscal year ended April 30, 1996.

As the Colorado Securities Act does not allow the funds to remain in escrow beyond the fourth anniversary, the funds were required to be refunded to the shareholders of record, and did not require a vote by the shareholders during the fourth quarter of the fiscal year ended April 30, 1997. No other matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1997.


     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

To the best of management's knowledge, no regular trading of the Company's securities has commenced.


At July 15, 1997, the Company had approximately 20 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital

The Company completed the initial public offering of its securities in October of 1993, receiving gross proceeds of $122,196. Total costs of the offering amounted to $21,558. The net proceeds of the offering, therefore, amounted to $100,638. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $80,410 of that amount was deposited into escrow. By law, funds may not be released from the escrow until such time as the Company shall devote to an identified business as amount equal to or greater than 50% of the gross proceeds of the offering.

After subtracting the portion of offering proceeds that was deposited into escrow, the Company received remaining net proceeds of $20,228. That amount, therefore, represents the only offering proceeds that are to be available for use by the Company prior to the release of funds from escrow. The Company had liquid cash assets of $70,267 as of April 30, 1997, representing not only the available net proceeds from the public offering but also, at least in part, remaining inside capitalization funds received by the Company during fiscal year 1993.

Management anticipates that the Company's current liquid resources will be applied in the coming twelve months to three purposes. The first purpose will be to meet the Company's reporting obligations under the Securities and Exchange Act of 1934, as amended. The second purpose will be to cover general and administrative expenses. The third purpose will be to cover the expenses associated with searching for and investigating business opportunities. The Company anticipates that its current resources will be adequate for those purposes for at least the coming year.

Except as described in the preceding paragraph, the Company anticipates that its capital need will be minimal until it shall have identified a business opportunity with which to combine. In pursuing a combination transaction, the Company is likely to incur significant additional expenses. The Company expects to meet such expenses with its current liquid capital resources, but if the funds available for use by the Company prove inadequate, the Company will seek to meet such expenses by seeking to have payment of them deferred until after the combination shall have been consummated or, in the alternative, by obtaining loans or other capital contributions from the Company's founding stockholders.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and inside capitalization funding. The current assets and total assets at April 30, 1997 were $70,267 and $150,683, respectively. These asset figures compare to $74,315 in current assets and $154,881 in total assets at April 30, 1996. The decreases in current and total assets from fiscal 1996 to fiscal 1997 are primarily attributable to: (i) the deferment of payment on prior year accounts payable, resulting in an increase in current liabilities in the prior year, with subsequent payment in the current year, and (ii) a significant increase in net loss for the year ended April 30, 1997 as compared to the net loss for the previous fiscal year as discussed below.

The Company continues to carry out its plan of business as discussed above in
Item 1. The Company's decrease in liquidity and capital resources in the current fiscal year was expected and, it is expected that the Company's liquidity and capital resources will continue to be diminished at least until the consummation of a business combination and will thereafter continue to diminish unless and until the business entity which the Company acquires has sufficient capital resources and/or revenues to cover its operating costs.

Results of Operations

Since completing its public offering in October 1993, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $7,366 and $7,481, no revenues were received by the Company during the fiscal years ended April 30, 1997 and 1996, respectively. The Company experienced a net loss of $2,275 and $198, respectively, during the fiscal years ended April 30, 1997 and 1996. This substantial increase in net loss from fiscal 1996 to fiscal 1997 is principally attributable to: (i) a slight decrease in interest income, due to decreased deposits with financial institutions, and
(ii) the significant increase in travel fees in an effort to find and establish an agreement with a suitable acquisition candidate and (iii) an increase in transfer agent fees, due mostly to increased activity within the account.

For the current fiscal year, the Company anticipates either a similar or increased net loss primarily dependent on the amount of travel required in connection with locating and evaluating acquisition candidates and the significantly reduced interest income resulting from the refund of the escrowed funds to the shareholders of record. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLIMENTAL DATA

The response to this item is being submitted as a separate section of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Since inception, the Company has not experienced any disagreements with its accountants on accounting or financial disclosure matters.

     PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers of the Company

The directors and executive officers currently serving the Company are as follows:

      Name                Age               Position Held and Tenure
--------------------     -----  ----------------------------------------------
Lawrence C. Schroll     53   President and Director since May 13, 1992

Frank L. Kramer         55   Vice President, Secretary, Treasurer and
                             Director since May 13, 1992

The directors named above will serve until the first annual meeting of the Company's stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no family relationships among the officers and directors. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director of officer.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month.

Certain Significant Employees

No persons other than the executive officer listed above are considered to be significant employees.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of the Company's executive officers and directors, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Biographical Information

Lawrence C. Schroll.
Mr. Schroll has served as the President and as a director of the Company since May 1992.

Mr. Schroll is currently the President/CEO of NutriChem, Inc. and has held that position since June 1975. NutriChem is a private corporation engaged in the import of pharmaceutical bulk chemicals for sale in the United States. Mr. Schroll also serves as the President of L. Schroll Communications, which is a specialized two-way mobile radio service provider, which operates from two locations in New York, the World Trade Center and Mount Hope, New York. The company's clients include police, fire departments and construction companies. Mr. Schroll started the business in 1987. Mr. Schroll was a salesperson for Tanower, Inc. from January 1971 to June 1975 and for Hewlett Packard from January 1970 to January 1971. Prior to that, Mr. Schroll was a chemist for Ames Company, a division of Miles Laboratories, from June 1966 to January 1970.

Mr. Schroll received a Bachelor of Science degree in Chemistry from California State University in 1966.

Frank L. Kramer.
Mr. Kramer has served as Vice President, Secretary, Treasurer, and as a director of the Company since May 1992. Since January 1991, Mr. Kramer has been self-employed as a financial consultant in the Denver, Colorado area.
From 1987 to December 1990, Mr. Kramer was affiliated with New York Life Insurance Company ("New York Life") as an agent and recruiter. From 1986 until March 1987, he was employed as an employee and a director of Optimum Manufacturing, Inc. a public company engaged in manufacturing in Denver, Colorado. From 1983 to 1985, Mr. Kramer was a director of Micromedical
Devices, Inc., a public company headquartered in Denver, Colorado. From 1981 to late 1987, Mr. Kramer was self-employed as a private financial consultant in the Denver, Colorado area, assisting businesses in arranging interim financing for their business operations, through private and commercial borrowings. He has also been engaged in the structuring and implementing of private financing for the oil and gas commercial real estate industries. Mr. Kramer was affiliated with New York Life from 1968 through 1981 and was engaged in sales, sales management and estate planning. He became a Chartered Life Underwriter in 1972, From 1973 through 1981, he was General Manager of two of New York Life's general offices. Mr. Kramer has been and is involved in a number of blind-pool companies as outlined in the following paragraph.

Mr. Kramer served as president and a director from 1984 to 1987 of Fi-Tek Corp., a blind pool company headquartered in Aurora, Colorado, which completed an offering of securities in 1986. In 1987, Fi-Tek Corp. acquired Boston Technology, Inc. and moved its operations to Cambridge, Massachusetts. Upon closing that acquisition, Mr. Kramer resigned all officer and director positions with Fi-Tek Corp. From May 1987 to November 1988, Mr. Kramer served as president, treasurer and the chairman of the board of Fi-Tek II, Inc., a blind pool company headquartered in Aurora, Colorado, which completed an offering of securities in July 1988. In October 1988, Fi-Tek II, Inc., acquired On Line Communications, Inc. and moved its operations to San Jose, California. The company subsequently changed its name to On Line Network, Inc. and has since ceased operations. Mr. Kramer also served, commencing in November 1988, as the president, treasurer and a director of Fi-Tek III, Inc., a Delaware-chartered "blind pool" corporation which completed an offering of securities in September 1989, and which in August 1990 acquired Videoconferencing Systems, Inc., a Norcross, Georgia-based company. Effective as of the date of acquisition, Mr. Kramer resigned as president and treasurer, but retained his position on the board of directors. The Company has since changed its name to VSI Enterprises, Inc. and Mr. Kramer resigned his position as director on July 15, 1991. From February 1987 until December 1989, he was also the treasurer and a director of Bluestone Capital Corp., a Colorado
"blind pool" corporation which completed an offering of securities in November 1988 and which moved its operations to Braintree, Massachusetts after acquiring Dialogue, Inc. in December 1989. The company has since ceased operations. Mr. Kramer also served as an officer and director of Catalina Capital Corp., a Delaware-chartered "blind pool" corporation which completed a public offering of its securities in April 1991 and which moved its operations to Scottsdale, Arizona after acquiring Explore Technology, Inc. in August 1992. Mr. Kramer resigned all positions with Catalina upon the closing of the acquisition of Explore. Explore has since changed its name to Instant Video Technology, Inc. Mr. Kramer also served as president, treasurer and a director of Fi-Tek IV, Inc., a Delaware-chartered "blind pool" corporation which completed an offering or securities in September 1990. During December 1992, Fi-Tek IV completed a reverse acquisition (stock-for-stock exchange) of DBS Network, Inc., a Mill Valley, California-based company, which through its equity ownership of other entities, holds interests in permits granted by the Federal Communications Commission for direct broadcast satellites. Mr. Kramer resigned all positions with Fi-Tek IV upon the closing of the acquisition and the company changed its name to DBS Industries, Inc. shortly thereafter. For approximately a one-month period in October 1990, Mr. Kramer served as a director of Powell Capital, Inc. (now known as 1st National Film Corp.), a blind pool company, which completed a public offering of its securities in November 1989. Mr. Kramer is also an officer and director of three other "blind pool" companies, Fi-Tek V, Inc., Fi-Tek VI, Inc. and Fi-Tek VII, Inc. Fi-Tek V, Inc. completed a "blind pool" public offering of its securities in January 1992, and Fi-Tek VI, Inc. and Fi-Tek VII, Inc. each completed a "blind pool" public offering of their respective securities in October 1992.

Mr. Kramer obtained a BS Degree in Business Administration from Louisiana State University in 1964.

ITEM 10.  EXECUTIVE COMPENSATION

(a) Cash Compensation
Since inception, no executive officer of the Company has received cash compensation other than reimbursement of expenses incurred on behalf of the Company. See "Item 12. Certain Relationships and Related Transactions."

(b) Compensation Pursuant to Plans
None

(c) Other Compensation
None

(d) Compensation of Directors
None

(e) Termination of Employment and Change of Control Arrangements
None

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) & (b)  Security Ownership of Certain Beneficial Owners and Management

As of July 29, 1997, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $0.00001 per share, its only class of outstanding securities.

Name and Address of                Number of Shares              Percentage
Beneficial Owner                   Owned Beneficially            of Class
-------------------                ------------------            ----------
Lawrence C. Schroll                35,200 (1)                    25%
PO Box 5411
Incline Village, NV 87450

Frank L. Kramer                    35,000                        25%
3127 Ramshorn Drive
Castle Rock, CO 80104

Keith A. Koch                      35,000                        25%
16486 Bernardo Center Drive
Suite C-100
San Diego, CA 92128

ELB, Inc (2)                       16,670                        12%
436 Belford
Grand Junction, CO 81501

All directors and                  70,200 (1)                    49%
Executive officers
(2 persons)


(1) Includes 200 shares Mr. Schroll hold of record as trustee for a profit-sharing plan

(2) ELB, Inc. is a company through which Edwin Barlow and his wife, Carla Barlow, make investments. The Barlows are the sole control persons and beneficial owners of that equity.

(c.) Changes in Control

The Company knows of no arrangement or understanding the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1992, the Company issued to its officers, directors and other in a private placement a total of 121,670 units, each unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant, for a total of $62,000 in cash, or an average of $0.51 per unit. One current stockholder, ELB, Inc., paid a substantially higher price per unit (26 times) than any of the other then current stockholders; however, the price paid per unit was one-half of the price paid by investors in the Company's initial public offering. Only investors in the private offering received warrants. Each Class A Warrant entitles the warrant holder to purchase one share of Common Stock at a purchase price of $12.00 per share and each Class B Warrant entitles the warrant holder to purchase one share of Common Stock at a purchase price of $20.00 per share. The expiration date of the outstanding warrants is May 31, 1997, unless otherwise called or extended by the Company. Certificates evidencing the units issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. In addition, each of the current warrant holders has agreed to the imposition of a restriction on the transfer, in other than private transactions, of the warrants haled by them with such restriction to terminate at such time as the Company has consummated a business combination.

The Company maintains its offices in the residence of its Vice President, for which it pays no rent, and for which it does not anticipate paying rent in the future. The Company anticipates that following the consummation of a business combination with an acquisition candidate, the Company's office will be moved, but cannot predict future office or facility arrangements with officers, directors or affiliates of the Company.

There have been since inception no transactions, or series of transactions, nor are there any currently proposed transactions, or series of the same to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five percent shareholder or any member of the immediate family of the foregoing persons have or will have or will have a direct or indirect material interest.

     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

The following Financial Statements are filed as part of this report:

     Report of Independent Certified Public Accountants............F-1

     Balance Sheet.................................................F-2


     Statements of Loss and Accumulated Deficit....................F-3

     Statements of Stockholders' Equity..........................F-4-5

     Statements of Cash Flows......................................F-6

     Notes to Financial Statements...............................F-7-8

(b) Reports on Form 8-K

None

(c) Exhibits

The following Exhibits are filed with this report:

Name of Exhibit

(3.1) Certificate of Incorporation, incorporated by reference to Registration Statement No. 33-57982-D

(3.2) Amendment to Certificate of Incorporation, incorporated by reference to Registration Statement No. 33-57982-D, effective May 11, 1993

(3.3) Bylaws, incorporated by reference to Registration Statement No. 33-57982-D, effective May 11, 1993.

(4.1) Rights of Stockholders (included in 3.1,3.2 and 3.3 above)

     Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized.

Date: July 26, 1997                             HARBOUR CAPITAL CORP.



                                             By:/s/Lawrence C. Schroll
                                                Lawrence C. Schroll, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Financial Officer and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.

Name                      Title                             Date
-------------------       -----------------                 -----------

/s/Lawrence C. Schroll    President, Director, and
----------------------    Principal Executive Officer       July 26, 1997
Lawrence C. Schroll

/s/Frank L. Kramer        Vice President, Treasurer,
------------------        Secretary, Director,
Frank L. Kramer           and Principal Financial Officer   July 26, 1997

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No annual report or proxy materials have been sent to security holders.

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors and Stockholders of
Harbour Capital Corp.

We have audited the accompanying balance sheet of Harbour Capital Corp. (a development stage company) as of April 30, 1997 and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the two years then ended, and for the period from
inception (May 11, 1992) to April 30, 1997.   These financial
statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbour Capital Corp. as of April 30, 1997 and 1996, and the results of its operations and its cash flows for the period from inception (May 11, 1992) to April 30, 1997 in conformity with generally accepted accounting principles.


Aurora, Colorado
June 26, 1997




                                         COMISKEY & COMPANY, P.C.

                                         PROFESSIONAL CORPORATION

                            Harbour Capital Corp.
                        (A Development Stage Company)
                                BALANCE SHEET
                                April 30, 1997



  ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $  70,267
                                                    --------
  Total current assets                                70,267

OTHER ASSETS
 Organizational costs (net)                                6`
                                                    --------
  Total other assets                                  80,416
                                                    --------
  TOTAL ASSETS                                     $ 150,683
                                                    ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - related party                  $   1,051
 Accounts payable                                        108
                                                    --------
  Total current liabilities                            1,159

STOCKHOLDERS' EQUITY
 Common stock, $0.00001 par value; 4,000,000
  shares authorized; 142,036 shares issued and
  outstanding at April 30, 1997 and 1996.                  1
 Preferred stock, $0.00001 par value; 20,000 shares
  authorized; no shares issued and outstanding             -
 Additional paid-in capital                          165,612
 Deficit accumulated during the development
  stage                                              (16,089)
                                                    --------
  Total stockholders' equity                         149,524
                                                    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 150,683
                                                    ========


   The accompanying notes are an integral part of the financial statements.
                                      F-2

                            Harbour Capital Corp.
                        (A Development Stage Company)
                 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                   Period
                                   May 11, 1992
                                   (Inception)             For the year
                                   to April 30,           ended April 30,
                                   1997                   1997           1996
                                   ------------        -------        -------
REVENUES
Interest income                   $      23,503       $  7,366       $  7,481
                                   ------------        -------        -------

EXPENSES
  Professional fees                      18,415          2,559          5,026
  Office expense                          3,745          2,212            180
  Filing fees                             1,000            250            250
  Rent                                    2,975            600            600
  Amortization                              744            150            150
  Taxes and licenses                      4,088          1,020          1,020
  Dues and subscriptions                    125              -              -
  Bank fees                                 264              -              -
  Travel                                  5,651          1,155            351
  Transfer agent                          2,585          1,695            102
                                   ------------        -------        -------
    Total expenses                       39,592          9,641          7,679
                                   ------------        -------        -------
NET LOSS                                (16,089)        (2,275)          (198)

Accumulated deficit

  Balance, beginning of period                -        (13,814)       (13,616)
                                   ------------        -------        -------
  Balance, end of period          $     (16,089)      $(16,089)      $(13,814)
                                   ============        =======        =======
NET LOSS PER SHARE                $       (0.12)      $  (0.02)      $   (NIL)
                                   ============        =======        =======
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    134,557        142,036        142,036
                                   ============        =======        =======

   The accompanying notes are an integral part of the financial statements.
                                      F-3

                            Harbour Capital Corp.
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' EQUITY
         For the period from inception (May 11, 1992) to April 30, 1997


                                                      Deficit
                        Common stock                  accumulated
                      -----------------  Additional   during the  Total
                       Number of         paid-in      development stockholders
                        shares   Amount  capital      stage       Equity
                       --------- ------  ----------   ----------- ------------
Issuance of stock and
 warrants for cash
 May 13, 1992
 $0.11 per share         105,000 $    1  $   11,999   $         - $     12,000

Stock subscription received
 May 11, 1992                  -      -   -   4,000             -        4,000

Issuance of stock and
 warrants for cash
 November 2, 1992,
 $2.99 per share          16,670      -      50,000             -       50,000

Stock subscription refunded
 December 4, 1992              -      -      (4,000)            -       (4,000)

Rent provided at no charge     -      -         600             -          600

Loss for the period
 ended April 30, 1993          -      -           -          (453)        (453)

Issuance of stock for
 cash, October 6, 1993,
 $6.00 per share ($4.94
 per shares after cost
 of offering)             20,366      -     100,638             -      100,638

Rent provided at no charge     -      -         600             -          600

Loss for the period
 ended April 30, 1994          -      -           -        (5,646)      (5,646)
                       --------- ------  ----------   ----------- ------------

Balance, April 30, 1994  142,036      1     163,812        (6,099)     157,714

Rent provided at no charge     -      -         600             -          600

Loss for the period
 ended April 30, 1995          -      -   -       -        (7,517)      (7,517)
                       --------- ------  ----------   ----------- ------------
Balance, April 30, 1995  142,036      1     164,412       (13,616)     150,797

   The accompanying notes are an integral part of the financial statements.
                                      F-4


                            Harbour Capital Corp.
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' EQUITY
         For the period from inception (May 11, 1992) to April 30, 1997
                                 (Continued)


                                                      Deficit
                        Common stock                  accumulated
                      -----------------  Additional   during the  Total
                       Number of         paid-in      development stockholders
                        shares   Amount  capital      stage       Equity
                       --------- ------  ----------   ----------- ------------

Balance, April 30, 1995  142,036      1     164,412       (13,616)     150,797

Rent provided at no charge     -      -         600             -          600

Loss for the period
 ended April 30, 1996          -      -           -          (198)        (198)
                       --------- ------  ----------   ----------- ------------
Balance, April 30, 1996  142,036      1     165,012       (13,814)     151,199

Rent provided at no charge     -      -         600             -          600

Loss for the period
 ended April 30, 1997          -      -           -        (2,275)      (2,275)
                       --------- ------  ----------   ----------- ------------
Balance, April 30, 1997  142,036 $    1  $  165,612       (16,089)     149,524


   The accompanying notes are an integral part of the financial statements.
                                      F-5

                            Harbour Capital Corp.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS



                                            Period
                                            May 11, 1992
                                            (Inception)    For the year
                                            to April 30,   ended April 30,
                                            1997           1997        1996
                                            ------------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $     (16,089) $ (2,275) $   (198)
 Non cash items included in net loss:
 Rent expense                                      2,975       600       600
 Amortization expense                                744       150       150
 Changes in:
  Current liabilities                              1,159    (2,523)    2,232
                                            ------------   -------   -------
  Net cash provided (used) by
   operating activities                          (11,211)   (4,048)    2,784

CASH FLOWS FROM INVESTING ACTIVITIES                   -         -         -

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                       184,196          -         -
 Statutory escrow contribution                  (80,410)         -         -
 Deferred offering costs paid                   (21,558)         -         -
 Organizational costs                              (750)         -         -
                                            ------------   -------   -------
  Net cash provided by financing
   activities                                    81,478          -         -
                                            ------------   -------   -------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                            70,267     (4,048)    2,784

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                  -     74,315    71,531
                                            ------------   -------   -------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                             $      70,267  $ 70,267  $ 74,315
                                            ============   =======   =======


   The accompanying notes are an integral part of the financial statements.
                                      F-6

                            Harbour Capital Corp.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                April 30, 1997


1. Summary of significant accounting policies
   ------------------------------------------
   Development stage activities
The Company was incorporated under the laws of Delaware on May 11, 1992 and has been in the development stage since its formation. It has been formed to seek potential business acquisitions. Its activities to date have been limited to the sale of stock to the founding shareholders, and certain general and administrative activities relating to its public offering and the investigation of business opportunities. At the present time, the Company has not selected any business or property in which to invest.

   Accounting method
The company records income and expense on the accrual method.

   Fiscal year
The Company has selected an April 30 fiscal year end.

   Deferred offering costs
Costs associated with the public offering have been charged to the proceeds of the offering.

   Loss per share
Loss per share was computed using the weighted average number of shares outstanding during the period.

   Organizational costs
The Company is amortizing organizational costs over a sixty-month period.

   Statement of cash flows
For the purposes of the statement of cash flows, the Company considers highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   Use of estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2. Stockholders' equity
   --------------------
As of April 30, 1997, 142,036 shares of the Company's common stock were issued and outstanding, along with 121,670 Class A common stock purchase warrants and 121,670 Class B common stock purchase warrants. Each Class A warrant entitles the holder to purchase one share of common stock for $12.00. Each Class B warrant entitles the holder to purchase one share of common stock for $20.00. The Company reserves the right to call any or all of the warrants upon 30 days written notice at a redemption price of $0.0001 per warrant. The Company also reserves the right to extend the expiration date or reduce the exercise price of any or all classes of warrants. On May 13, 1997 the Company resolved to extend the expiration date of its outstanding warrants to May 13, 1999. Each of the current warrant holders has agreed to the imposition of a restriction on transfer, in other than private transactions, of all of the Class A and Class B warrants held by them with such restriction to terminate at such time as the Company has consummated a business combination.

The Company is authorized to issue up to 20,000 shares of its $0.00001 par value preferred stock. The preferred stock may be issued in series, from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of April 30, 1997, no preferred stock has been issued.

                            Harbour Capital Corp.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                April 30, 1997


3. Public offering
   ---------------
On October 6, 1993, the Company completed its initial public offering after selling 20,366 shares of common stock at $6.00 per share. The Company received net proceeds from the offering of $100,638 after deducting offering costs of $21,558.

4. Restricted cash
   ---------------
The Company is subject to the escrow provisions of The Colorado Securities Act, which provides that 80 percent of net proceeds received by the issuer shall be placed in escrow until an amount equal to at least 50 percent of the gross proceeds of the offering (approximately $61,100) is committed for use in one or more specific lines of business. Of the $100,638 received, the Company placed $80,410 of the offering proceeds into an escrow account to be refunded to the investors in the event that the Company should fail to consummate a business combination prior to the fourth anniversary date of the offering.

Pursuant to the Colorado Securities Act, the escrowed funds were refunded to the shareholders of record on May 19, 1997.

5. Related party transactions
   --------------------------
The vice-president is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

The Company has adopted a policy wherein cash payments are not to be made to affiliates for possible services as outside advisors. Non-cash payments in the form of shares of Common Stock of the Company may be paid to affiliates, but no such understandings or arrangements have been entered into.

6. Income taxes
   ------------
The Company has adopted a policy wherein cash payments are not to be made to affiliates for possible services as outside advisors. Non-cash payments in the form of shares of Common Stock of the Company may be paid to affiliates, but no such understandings or arrangements have been entered into.

7. Memoranda of understanding
   ----------------------------
On May 16, 1997 the Company entered into memorandums of understanding to acquire in a reverse acquisition Benefits Administration Inc. ("BAI"), a Florida corporation and Telsave Corporation ("INS"), an Idaho corporation. A formal agreement has not been entered into and there can be no assurance that such a binding agreement will be entered into or, even should the Company enter into such an agreement, that the acquisition will be consummated.