Form 10KSB/A
period 1997-04-30
HARBOUR CAPITAL CORP
filed 1997-08-12
CIK 897082

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

6. Income taxes
   ------------
The Company has Federal net operating loss carryforwards of approximately $13,000 expiring at various times during the years 2008 through 2011. The tax benefit of these net operating losses, which totals approximately $2,500 has been offset by a full allowance for realization which includes an increase of approximately $500 over the prior year. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

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