Form 10QSB
period 1997-07-31
HARBOUR CAPITAL CORP
filed 1997-09-08
CIK 897082

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

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

Yes  X      No
    ---        ---___


    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                        Shares  Outstanding
            Class of Securities                           at May 15, 1997
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

         Signatures .............................................. 10

The Board of Directors
Harbour Capital Corp.


The accompanying balance sheet of Harbour Capital Corp. as of July 31, 1997, and the related statements of operations and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them


Aurora, Colorado
August 12, 1997
                                                 COMISKEY & COMPANY
                                                 PROFESSIONAL CORPORATION

                          Harbour Capital Corp.
                     (A Development Stage Company)
                            BALANCE SHEET
                            July 31, 1997
                             (Unaudited)

     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $    65,359
                                                      ----------
   Total current assets                                   65,359

OTHER ASSETS
   Total other assets                                          -
                                                      ----------
  TOTAL ASSETS                                       $    65,359
                                                      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                        2,453
                                                      ----------
  Total current liabilities                                2,453

STOCKHOLDERS' EQUITY
   Common stock, $0.00001 par value;
   4,000,000 shares authorized; 142,036
   shares issued and outstanding at
   July 31, 1997.                                              1
   Preferred stock, $0.00001 par value;
   20,000 shares authorized; no shares
   issued and outstanding                                      -
   Additional paid-in capital                             82,142
   Deficit accumulated during the
   development stage                                     (19,238)
                                                      ----------
  Total stockholders' equity                              62,906
                                                      ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    65,359
                                                      ==========

               The accompanying notes are an integral part
                       of the financial statements
                                    4

                          Harbour Capital Corp.
                      (A Development Stage Company)
               STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                (Unaudited)

                                Period
                                May 11, 1992
                                (Inception)        For the three months
                                to July 31,        ended July 31,
                                1997                  1997       1996
                                -------------      ---------- ----------
REVENUES
   Interest income             $    24,667        $   1,164  $   1,877
                                ----------         --------   --------
EXPENSES
   Professional fees                20,309            1,894      1,200
   Office expense                    4,779            1,034        424
   Filing fees                       1,000                -        250
   Rent                              3,125              150        150
   Amortization                        750                6         38
   Taxes and licenses                4,088                -          -
   Dues and subscriptions              125                -          -
   Bank fees                           264                -          -
   Travel                            6,880            1,229          -
   Transfer agent                    2,585                -        738
                                ----------         --------   --------
     Total expenses                 43,905            4,313      2,800
                                ----------         --------   --------
NET INCOME (LOSS)                  (19,238)          (3,149)      (923)

Accumulated deficit

  Balance, beginning of period           -          (16,089)   (13,814)
                                ----------         --------   --------
  Balance, end of period       $   (19,238)       $ (19,238) $ (14,737)
                                ==========         ========   ========
NET INCOME (LOSS) PER SHARE    $     (0.14)       $   (0.02) $   (0.01)
                                ==========         ========   ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING              133,233          142,036    142,036
                                ==========         ========   ========


               The accompanying notes are an integral part
                       of the financial statements
                                    5

                          Harbour Capital Corp.
                      (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                Period
                                May 11, 1992
                                (Inception)        For the three months
                                to July 31,        ended July 31,
                                1997                  1997       1996
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net income (loss)           $   (19,238)       $  (3,149) $    (923)
   Non cash items included
     in net income (loss):
        Rent                         3,125              150        150
        Amortization expense           750                6         38
   Changes in:
        APIC due to reimbursed rent (3,175)          (3,175)         -
        Current liabilities          2,454            1,295        158
                                ----------         --------   --------
      Net cash used by
           operating activities    (167084           (4,873)      (577)

CASH FLOWS FROM
  INVESTING ACTIVITIES                   -                -          -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock        103,751          (80,445)         -
   Statutory escrow contribution         -           80,410          -
   Deferred offering costs paid    (21,558)               -          -
   Organizational costs               (750)               -          -
                                ----------         --------   --------
      Net cash provided by
        financing activities        81,443              (35)         -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              65,359           (4,908)      (577)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -           70,267     74,315
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $    65,359        $  65,359  $  73,738
                                ==========         ========   ========

               The accompanying notes are an integral part
                       of the financial statements
                                    6

                          Harbour Capital Corp.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                              July 31, 1997
                               (Unaudited)

1. Management's representation of interim financial information
   ------------------------------------------------------------
   The accompanying financial statements have been prepared by Harbour Capital Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 1997.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of $100,638 of net proceeds from its public offering and $62,000 of inside capitalization funds. The Company's balance sheet for the fiscal year ended April 30, 1997, reflects a current asset value of $70,267, consisting entirely of cash, and a total asset value of $150,683. These figures compare to $65,359 in current assets and $65,359 in total assets at July 31, 1997, the total assets consisting solely of cash. The decrease in total assets is due to the refund of the monies held in escrow to the shareholders of record during the quarter ended July 31, 1997.

     The Company continues to carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any, of the business entity which the Company eventually acquires.

Results of Operations

     Since completing its public offering and during the fiscal quarter ended July 31, 1997, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $1,164 and $1,877, respectively no revenues were received by the Company during the quarters ended July 31, 1997 and 1996. No other revenues, except interest income of $24,667, have been received by the Company since inception. The Company experienced a net loss of $3,149 and $923, respectively, during the quarters ended
July 31, 1997 and 1996. This increase resulting in a net loss is attributable primarily to timing of the payment of expenses, increased travel expenses, and the reimbursement of rent, which has been accruing since inception.

     For the current fiscal year, the Company anticipates a comparable net loss owing to expenses associated primarily with compliance with reporting requirements and with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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


                                                  HARBOUR CAPITAL CORP.

Date August 12, 1997                         By:/s/ Frank L. Kramer
                                                ------------------------
                                                Frank L. Kramer,
                                                      Chief Financial Officer